Form 10-Q
period 2010-03-31
China Education Acquisition Corp.
filed 2010-07-13
CIK 1478913

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53857

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000shares of common stock, par value $.0001 per share, outstanding as of July 13, 2010.

CHINA EDUCATION ACQUISITION CORP.
(A Development Stage Enterprise)

- INDEX -

INDEX TO FINANCIAL STATEMENTS

Item 1. Financial Statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
BALANCE SHEETS

	May 31, 2010 (Unaudited)	November 30, 2009

ASSETS
Current Assets	$0	$0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses payable	$35,315	$15,532

Total Liabilities	35,315	15,532

Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	0	0
Common Stock-$0.0001 par value; 100,000,000 and 200,000,000 authorized shares; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(35,315)	(15,532)

Total Stockholder’s Deficit	(35,315)	(15,532)

Total Liabilities and Stockholder’s Deficit	$0	$0

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2010	Six months ended May 31, 2010	Cumulative August 14, 2009 (Inception) to May 31, 2010
General and administrative expenses
	$18,880	$19,783	$35,315

Total expenses	18,880	19,783	35,315

Net loss	$(18,880)	$(19,783)	$(35,315)

Basic and diluted net loss per share	$(0.02)	$(0.02)
Weighted-Average Common Shares Outstanding	1,184,483	1,184,483

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended May 31, 2010	Cumulative August 14, 2009 (inception) to May 31, 2010

Cash Flows from Operating Activities:
Net loss	$(19,783)	$(35,315)
Adjustments to reconcile net loss to net cash from operating activities:

Accrued expenses payable	19,783	35,315

Net Cash from Operating Activities	0	0

Net Change in Cash	0	0

Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholder’s

	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	1,500,000	150	24,850	(25,000)	0	0
Net loss					(15,532)	(15,532)

	1,500,000	150	24,850	(25,000)	(15,532)	(15,532)
Balance at
November 30, 2009
Net loss					(19,783)	(19,783)

Balance at May 31, 2010 (Unaudited)	1,500,000	$150	$24,850	$(25,000)	$(35,315)	$(35,315)

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

1.	ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Education Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Amendment No.1 to the Form 10 for the period August 14, 2009 (inception) to November 30, 2009. The results of operations for the interim period are not indicative of results to be expected for the full year.

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

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. The accompanying financial statements provide financial information since inception (August 14, 2009).

Fiscal Year

The Company’s fiscal year ends on November 30.

Start-Up Costs

Start-up costs, including organization costs, are expensed as incurred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of May 31, 2010 and November 30, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (inception) through May 31, 2010, the Company did not incur any interest or penalties.

Income tax returns for 2009 are subject to examination by tax authorities.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding at the balance sheet dates.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current liabilities approximate fair value due to the short-term nature of these financial instruments.

3. INCOME TAXES

	May 31, 2010 (Unaudited)	November 30, 2009
Deferred tax assets:
Net operating loss carry forward	$173	$136
Non-deductible expenses	2,794	2,193

Gross deferred tax assets	2,967	2,329
Valuation allowance	(2,967)	(2,329)

Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $638 for the six months ended May 31, 2010 and $5,296 for the period August 14, 2009 (inception) to May 31, 2010.

As of May 31, 2010, the Company has a net operating loss carry forward of approximately $2,900 which expires in 2030.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income taxes and temporary differences for the start-up costs.

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

On November 24, 2009, the Company issued 1,500,000 shares of common stock (par value $0.0001 per share) to Sure Global Limited for an aggregate purchase price of $25,000. A subscription receivable has been recorded, which has not been paid as of the date of this report.

5. RELATED PARTY TRANSACTIONS

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three and six months ended May 31, 2010 and the period August 14, 2009 (inception) to May 31, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME within 12 months. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

          Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Education Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

          The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

          Our sole officer and director has not had any preliminary contact with any representative of any other entity. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

          The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

          The Company had no assets since inception. The Company has $35,315 in current liabilities as of May 31, 2010, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $15,532 as of November 30, 2009, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The Company had no cash flows for the six months ended May 31, 2010 and for the cumulative period from August 14, 2009 (Inception) through May 31, 2010

          The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to pay its bills and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through May 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the three and six months ended May 31, 2010, the Company had a net loss of $18,880 and $19,783, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

          For the period from August 14, 2009 (Inception) through May 31, 2010, the Company had a net loss of $35,315 comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

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

          As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Removed and Reserved.

Item 5. Other Information.

          None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2009.

*3.2	By-Laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

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

CHINA EDUCATION ACQUISITION CORP.

Dated: July 13, 2010	By:	/s/ Xu Zong Bao

Xu Zong Bao President and Director Principal Executive Officer Principal Financial Officer