Form 10-Q
period 2010-08-31
China Education Acquisition Corp.
filed 2010-10-14
CIK 1478913

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53857

CHINA EDUCATION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0644301
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9 Division Street, Apt. 201, New York, NY 10002
(Address of principal executive offices)

(646) 717-8963
(Registrant’s telephone number, including area code)

27th Floor, Profit Plaza, No.76 West HuangPu Road, Guangzhou, PRC 510000
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000shares of common stock, par value $.0001 per share, outstanding as of October 13, 2010.

CHINA EDUCATION ACQUISITION CORP.
(A Development Stage Enterprise)

- INDEX -

Item 1. Financial Statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31, 2010 (Unaudited)	November 30, 2009

ASSETS
Current Assets	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses payable	$38,768	$15,532
Total Liabilities	38,768	15,532

Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	0	0
Common Stock-$0.0001 par value; 100,000,000 and 200,000,000 authorized shares; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(38,768)	(15,532)

Total Stockholder’s Deficit	(38,768)	(15,532)

Total Liabilities and Stockholder’s Deficit	$0	$0

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2010	Nine months ended August 31, 2010	Period from August 14, 2009 (unaudited) to August 31, 2009		Cumulative August 14, 2009 (inception) to August 31, 2010

General and administrative expenses	$3,453	$23,236	$0		$38,768

Total expenses	3,453	23,236	0		38,768

Net loss	$(3,453)	$(23,236)	$0		$(38,768)

Basic and diluted net loss per share	$(0.003)	$(0.021)	$0	$
Weighted-Average Common Shares Outstanding	1,099,476	1,099,476	0

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended August 31, 2010	Period from August 14, 2009 (inception) to August 31, 2009	Cumulative August 14, 2009 (inception) to August 31, 2010

Cash Flows from Operating Activities:
Net loss	$(23,236)	$0	$(38,768)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	23,236	0	38,768
Net Cash from Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$0	$0	$0

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholder’s

	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	1,500,000	150	24,850	(25,000)	0	0
Net loss					(15,532)	(15,532)

	1,500,000	150	24,850	(25,000)	(15,532)	(15,532)
Balance at
November 30, 2009
Net loss					(23,236)	(23,236)

Balance at August 31, 2010 (Unaudited)	1,500,000	$150	$24,850	$(25,000)	$(38,768)	$(38,768)

See accompanying notes to financial statements

China Education Acquisition Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

As of August 31, 2010 and November 30, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (inception) through August 31, 2010, the Company did not incur any interest or penalties.

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

3. INCOME TAXES

	Aug. 31, 2010 (Unaudited)	November 30, 2009
Deferred tax assets:
Net operating loss carry forward	$1,075	$175
Non-deductible expenses	2,411	2,155

Gross deferred tax assets	3,486	2,330
Valuation allowance	(3,486)	(2,330)

Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $1,156 for the nine months ended August 31, 2010 and $5,816 for the period August 14, 2009 (Inception) to August 31, 2010.

As of August 31, 2010, the Company has a net operating loss carry forward of approximately $3,500 which expires in 2030.

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

5. RELATED PARTY TRANSACTIONS

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three and nine months ended August 31, 2010 and the period August 14, 2009 (inception) to August 31, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay the amount due when sufficient cash is available. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

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

Description of Business

          The Company was incorporated in the State of Delaware on August 14, 2009 and maintains its principal executive office at 9 Division Street, Apt. 201, New York, NY 10002. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

          The Company had no assets since inception. The Company has $38,768 in current liabilities as of August 31, 2010, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $15,532 as of November 30, 2009, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The Company had no cash flows for the nine months ended August 31, 2010, the period from August 14, 2009 (Inception) to August 31, 2009, and the cumulative period from August 14, 2009 (Inception) through August 31, 2010.

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

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through August 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the three and nine months ended August 31, 2010, the Company had a net loss of $3,453 and $23,326, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and the preparation and filing of the Company’s periodic reports.

          For the period from August 14, 2009 (Inception) through August 31, 2009, the Company had a net loss of $0. For the cumulative period from August 14, 2009 (Inception) through August 31, 2010, the Company had a net loss of $38,768, comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

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

          As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended August, 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

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

CHINA EDUCATION ACQUISITION CORP.

Dated: October 13, 2010	By:	/s/ Xu Zong Bao

Xu Zong Bao President and Director Principal Executive Officer Principal Financial Officer