Form 10-Q
period 2011-04-14
China Education Acquisition Corp.
filed 2011-04-14
CIK 1478913

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

 Smaller reporting company    [X].

                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2011.

CHINA EDUCATION ACQUISITION CORP.

(A Development Stage Enterprise)

- INDEX -

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Balance Sheets as of February 28, 2011 (Unaudited) and November 30, 2010

1

          Statements of Operations (Unaudited) for the Three Months Ended February 28, 2011

2            and February 28, 2010 and the Cumulative Period from August 14, 2009 (Inception) through

         February 28, 2011

          Statements of Cash Flows (Unaudited) for the Three Months ended February 28, 2011

3            and February 28, 2010 and the Cumulative Period from August 14, 2009 (Inception) through

          February 28, 2011

          Statement of Stockholder’s Deficit (Unaudited) from August 14, 2009 (Inception)

4            through February 28, 2011

Notes to Financial Statements

 5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

13

Item 1A.  Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Removed and Reserved

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

Item 1. Financial Statements

China Education Acquisition Corp.

(A Development Stage Enterprise)

BALANCE SHEETS

	February 28, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current Assets	$ -	$ -
Total Assets	$ -	$ -
LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accrued expenses payable	$ 48,242	$ 44,842
Total Liabilities	48,242	44,842
Stockholder's Deficit
Preferred Stock- $0.0001 par value; 10,000,000 authorized shares; 0 shares outstanding	0	0
Common Stock- $0.0001 par value; 100,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional Paid-in capital	24,850	24,850
Subscription Receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(48,242)	(44,842)
Total Stockholder's Deficit	(48,242)	(44,842)
Total Liabilities and Stockholder's Deficit	$ -	$ -

See accompanying notes to financial statements

China Education Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended February 28, 2011	Three Months ended February 28, 2010	Period from August 14, 2009 (inception) to February 28, 2011
General and administrative expenses	$ 3,400	$ 903	$ 48,242
Total expenses	3,400	903	48,242
Net Loss	$ (3,400)	$ (903)	$ (48,242)
Basic and diluted net loss per share	$ (0.002)	$ (0.001)
Weighted-Average Common Shares Outstanding	1,500,000	1,500,000

See accompanying notes to financial statements

China Education Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended February 28, 2011	Three Months ended February 28, 2010	Period from August 14, 2009 (inception) to February 28, 2011
Cash Flows from Operating Activities:
Net loss	$ (3,400)	$ (903)	$ (48,242)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	3,400	903	48,242
Net Cash from Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$ 0	$ 0	$ 0

Supplemental disclosures of cash flow information:

Non-cash financing activities:

 Subscription receivable for issuance of common stock                  $ -                      $   25,000

See accompanying notes to financial statements

China Education Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER’S DEFICIT

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholder's Deficit
Balance at Aug. 14, 2009	0	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock	1,500,000	150	24,850	$ (25,000)
Net loss					(15,532)	(15,532)

Balance- November 30, 2009	1,500,000	150	24,850	(25,000)	(15,532)	(15,532)
Net Loss					(29,310)	(29,310)
Balance-November 30, 2010	1,500,000	150	24,850	(25,000)	(44,842)	(44,842)
Net Loss					(3,400)	(3,400)
Balance- February 28, 2011 (Unaudited)	1,500,000	$ 150	$ 24,850	$ (25,000)	$ (48,242)	$ (48,242)

See accompanying notes to financial statements

China Education Acquisition Corp.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

February 28, 2011

All amounts in US dollar unless otherwise indicated

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet as of November 30, 2010 was derived from the audited financial statements included in the Company’s Form 10K. These interim financial statements should be read in conjunction with that report.

For further information, financial statements and footnotes thereto included in the Company’s Form 10K filed on March 31, 2011.

The Company is a development stage enterprise with no operating history.  It has not yet been able to develop and execute its business plan. The Company has no assets to sustain expenses until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 14, 2009).

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

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

3.

INCOME TAXES

Deferred Income taxes consist of:

	As of February 28, 2011 (Unaudited)	As of November 30, 2010
Deferred tax assets:
Net operating loss carry forward	$ 1,603	$ 1,240
Amortizable Start-up costs	5,633	5,480
Gross deferred tax assets	7,236	6,720
Valuation allowance	$ (7,236)	$ (6,720)
Net deferred tax assets	$ 0	$ 0

No provision for income taxes has been made for the period from inception (August 14, 2009) to February 28, 2011 and the period from inception (August 14, 2009) to November 30, 2010 due to the company providing a full valuation allowance of the losses sustained for the periods.

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

As of February 28, 2011, the Company had approximately $10,700 of net operating loss carry forwards (“NOL”) for income tax purposes available to offset future federal income tax. The NOL’s may be subject to limitations under Internal Revenue Code 382 should there be a greater than 50% ownership change as determined under the regulations.

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

5.

RELATED PARTY TRANSACTIONS

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three months ended February 28, 2011 and the period August 14, 2009(inception) to February 28, 2011, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf.  The Company has verbally agreed to repay the amount due when sufficient cash is available. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

6.

SUBSEQUENT EVENT

We evaluated all events or transactions that occurred subsequent to February 28, 2011 up through the date these financial statements were issued. The Company had no material subsequent events requiring disclosure.

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

As of the date of this filing we have no funds in our treasury.  We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder(s), management or other investors. Currently, however, our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

The Company had no assets since inception. The Company has $48,242 in current liabilities as of February 28, 2011, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $44,842 as of November 30, 2010, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had no cash flows for the three months ended February 28, 2011 and 2010 and the period from August 14, 2009 (Inception) through February 28, 2011.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through February 28, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended February 28, 2011 and 2010, the Company had a net loss of $3,400 and $903, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from August 14, 2009 (Inception) through February 28, 2011, the Company had a net loss of $48,242, comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

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

As of February 28, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

      Exhibit

Description

      ----------

---------------

   *3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2009.

   *3.2

By-Laws.

    31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.

    31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.

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

CHINA EDUCATION ACQUISITION CORP.

Dated: April 14, 2011

By: /s/ Xu Zong Bao________

                  Xu Zong Bao

                                                                                          President and Director

      Principal Executive Officer

      Principal Financial Officer

Exhibit 31.1

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xu Zong Bao, certify that:

1. I have reviewed this report on Form 10-Q of China Education Acquisition Corp.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 14, 2011	/s/ Xu Zong Bao_________ Xu Zong Bao Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xu Zong Bao, certify that:

1. I have reviewed this report on Form 10-Q of China Education Acquisition Corp.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 14, 2011	/s/ Xu Zong Bao________ Xu Zong Bao Principal Financial Officer

Exhibit 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Education Acquisition Corp. (the "Company") on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xu Zong Bao, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xu Zong Bao_____ Xu Zong Bao Principal Executive Officer April 14, 2011

Exhibit 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Education Acquisition Corp. (the "Company") on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xu Zong Bao, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xu Zong Bao________ Xu Zong Bao Principal Financial Officer April 14, 2011